Form 10-K
period 1998-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1997-1
filed 1999-03-31
CIK 1052430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

     (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                        Commission File Number 333-33733

                 CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1997-1

     (Issuer in respect of the Capitol Revolving Home Equity Loan Asset Backed
                          Certificates, Series 1997-1)
             (Exact name of registrant as specified in its charter)

              Maryland                                          52-0897004
     -------------------------------                ----------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          8401 Connecticut Avenue
          Chevy Chase, Maryland                                      20815
    --------------------------------                ----------------------------
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

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").

     To the best knowledge of the Registrant, there is no established public trading market for the Certificates.

Item 6.   Selected Financial Data

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

          Not Applicable.


Item 11.  Executive Compensation

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 6 brokers, dealers, banks and other direct participants in the DTC system at December 31, 1998. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 1998, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                        Aggregate Amount of      Percent of
          Name                           Certificates Held         Class
----------------------------------     --------------------      ----------

Bankers Trust Company                        $13,676,083             7.7%

Chase Manhattan Bank                         $91,347,917            51.3%

Chase Bank of Texas, N.A.                    $20,000,000            11.2%

Citibank, N.A.                               $10,000,000             5.6%

Republic National Bank of New York
  Investment Account                         $25,000,000            14.0%

State Street Bank and Trust Company          $13,000,000             7.3%


The address of each of the above participants is:

            c/o   The Depository Trust Company
                  Issuer Services
                  C/O ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY 11717

Item 13.  Certain Relationships and Related Transactions

          None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

     (i)  Annual Report to Certificateholders for the year ended December 31,
          1998.

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

                              CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                                   By: Chevy Chase Bank, F.S.B.
                                   Originator of the Trust and Servicer



Date: March 31, 1999               By:  Stephen R. Halpin, Jr.
                                        ------------------------
                                        Stephen R. Halpin, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

                                EXHIBIT 14(a)(i)