Form 10-K
period 2001-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1997-1
filed 2002-03-29
CIK 1052430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

     (Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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
             (Exact name of registrant as specified in its charter)

              Maryland                                          52-0897004
     -------------------------------                ----------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

          7501 Wisconsin Avenue
          Bethesda, Maryland                                       20814
    --------------------------------                ----------------------------
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

          Not Applicable.


Item 11.  Executive Compensation

          Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the Depository Trust Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 6 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2001, based on information furnished to the Originator by DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                        Aggregate Amount of      Percent of
          Name                           Certificates Held         Class
----------------------------------     --------------------      ----------

J P Morgan Chase Bank                       $105,024,000             59.0%

J P Morgan Chase Bank / CCSG                 $20,000,000             11.2%

Citibank, N.A.                               $10,000,000              5.6%

HSBC Bank USA / Republic Investment
      Account                                $25,000,000             14.0%

State Street Bank and Trust Company          $13,000,000              7.3%



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

     (i)  Annual Report to Certificateholders for the year ended December 31,
          2001.

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

                              CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1996-1

                                   By: Chevy Chase Bank, F.S.B.
                                   Originator of the Trust and Servicer



Date: March 28, 2002               By:  Stephen R. Halpin, Jr.
                                        ------------------------
                                        Stephen R. Halpin, Jr.
                                        Executive Vice President and
                                        Chief Financial Officer

                                EXHIBIT 14(a)(i)