Form 10-K
period 2003-12-31
CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1997-1
filed 2004-03-30
CIK 1052430

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

                                                       (301) 987-2265
                                    (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No _X_

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

              Not Applicable.

Item 9a.  Controls and Procedures

              Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

              Not Applicable.

Item 11.  ExecutiveCompensation

              Not Applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Certificates representing investors' interests in the Trust are represented by a single Certificate which is registered in the name of Cede & Co., the nominee of the DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co., is the primary holder of record of the Certificates, which it held on behalf of 5 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2003. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At December 31, 2003, based on information furnished to the Originator by the DTC, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total face amount of the Certificate outstanding on that date:

                                       Aggregate Amount of
Name                                    Certificates Held    Percent of Class
-------------------------------------- ------------------- --------------------

The Bank of New York                     $    125,024,000               56.2%

JPMorgan Chase Bank                      $     25,000,000               14.0%

HSBC Bank USA Omnibus                    $     25,000,000               14.0%

State Street Bank and Trust Company      $     13,000,000                7.3%

Citibank, N.A.                           $     10,000,000                5.6%

The address of each of the above participants is:
-------------------------------------------------

           c/o    The Depository Trust Company
                  Issuer Services
                  C/O ADP Proxy Services
                  51 Mercedes Way
                  Edgewood, NY 11717

Item 13.  Certain Relationships and Related Transactions

              None.

Item 14.  Principal Accountant Fees and Services

              Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (a)   The following documents are filed as part of this Report:

                    (i)   Management Report on the Effectiveness of the Internal Control Structure Relative to
                           the Servicing of Home Equity Loans dated October 31, 2003 together with the Report of Independent Auditors dated December 19, 2003.

                    (ii)   Annual Report to Certificateholders for the year ended December 31, 2003.

               (c)   31.1  Rule 13a-14(a)/15(d)-14(a) Certification

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

CAPITOL REVOLVING HOME EQUITY LOAN TRUST 1997-1

                                     By:   Chevy Chase Bank, F.S.B.
                                           Originator of the Trust and Servicer

March 30, 2004                       By:   /s/ JOEL A. FRIEDMAN
                                           Joel A. Friedman
                                           Senior Vice President and
                                           Controller